Form 10-K
period 2005-03-07
GSAA Home Equity Trust 2004-11
filed 2005-03-31
CIK 1312920

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2004

                        Commission file number: 333-120274-02

                             GS Mortgage Securities Corp.,
               (as Depositor under the Trust Agreement, dated as of December 1, 2004, providing for the issuance of GSAA Home
        Equity Trust 2004-11, Asset-Backed Certificates Series, 2004-11)
              (Exact name of Registrant as specified in its Charter)

                Delaware                                    13-338738
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

          85 Broad Street
           NEW YORK, NEW YORK                             10004
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (212)902-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
     Form 10-K.         [x]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

     Not Applicable

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2004.

     Not Applicable

     DOCUMENTS INCORPORATED BY REFERENCE
     None

     PART I

     ITEM 1.  Business.

     Not Applicable

     ITEM 2.  Properties.

     Not Applicable

     ITEM 3.  Legal Proceedings.

     The Registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement, the trustee, any servicer or the registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     None

     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

     There is currently no established public trading market for Registrant's Certificates known to the Registrant.

     As of December 31, 2004 the number of holders of record for the registered certificates was 7 based on the Trustee's records.

     ITEM 6.  Selected Financial Data.

     Not Applicable

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

     ITEM 9A  Controls and Procedures

     Not Applicable

     ITEM 9B Other Information

     None

     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable

     ITEM 11.  Executive Compensation.

     Not Applicable

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable

     ITEM 13.  Certain Relationships and Related Transactions.

     Not Applicable

     ITEM 14.  Principal Accountant Fees and Services

     Not Applicable

     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

         Exhibit 31   Sarbanes-Oxley Act Section 302 Certification

         Exhibit 99.1 Servicer's Annual Statement of Compliance for Countrywide Home Loans Servicing LP for Year End
         December 31, 2004


         Exhibit 99.2 Servicer's Annual Independent Accountant's Report for Countrywide Home Loans Servicing LP for Year End
         December 31, 2004


         Exhibit 99.3 Servicer's Annual Statement of Compliance for GreenPoint Mortgage Funding, Inc. for Year End
         December 31, 2004

         Exhibit 99.4 Servicer's Annual Independent Accountant's Report for GreenPoint Mortgage Funding, Inc. for Year End
         December 31, 2004

         Exhibit 99.5 Aggregate Statement of Distributions to
         Certificateholders for Year End December 31, 2004.

     (b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.

     (c) Not Applicable



                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   GS Mortgage Securities Corp.,
                                   as Depositor


                                       By: /s/: Michelle Gill
                                                Michelle Gill
                                                Vice President


     Date: March 30, 2005


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     (a) (1)  No annual report is provided to the certificateholders.

     (a) (2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any certificateholder with respect to any annual or other meeting of the certificateholders.

Exhibit 31

CERTIFICATION

GSAA Home Equity Trust 2004-11 (the "Trust")
Asset-Backed Certificates
Series 2004-11


I, Michelle Gill, certify that:

1. 	I have reviewed this annual report on Form 10-K (the "Annual Report"), and all reports on Form 8-K containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

2. 	Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

3. 	Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing Agreement for inclusion in the Reports is included in the Reports;

4. 	Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement, and except as disclosed in the Reports, the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

5. 	The Reports disclose all significant deficiencies relating to the
Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement, that is included in the Reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee and the Servicer.

Date: March 30, 2005
/s/: Michelle Gill
Michelle Gill
Vice President

Exhibit 99.1


Countrywide Home Loans company logo here

400 Countrywide Way
Simi Valley, California 93065-6298

March 23, 2005

GOLDMAN SACHS (CRA ARM)
85 Broad Street 6th Floor
New York, NY  10004
Attn:  John Makarinos

OFFICER'S CERTIFICATE

I, Joseph Candelario, herby certify that I am the First Vice President, Loan Administration of Countrywide Home loans, Inc., fka Countrywide Funding Corporation. I further certify, with respect to the applicable servicing agreements (the "Servicing Agreements") with respect to the transactions listed on Exhibit A (collectively, the "Servicers") for Countrywide Mortgage Obligations, Inc. and Countrywide Home Loan Servicing, LP, the following:

I have reviewed the activities and performance of each Servicer during the fiscal year ended December 31, 2004 under the applicable Servicing Agreements and, to the best of my knowledge, based on my review, each Servicer has fulfilled all of its duties, responsibilities or obligations under the Servicing Agreements throughout the fiscal year.

By: /s/: Joseph Candelario
Joseph Candelario
Date: March 23, 2005
First Vice President
Compliance Officer
Loan Administration

re:  Investor Numbers:  7002449, 7801017, 7801019, 7801020, 7801021,
7801023, 7801025, 7801028, 7801029, 7801059, 7801119, 7801125, 3001173,
7003965, 7004080, 7004136, 7004142, 7004245, 7004336, 7004337, 7004338,
7004398, 7004550, 7004633, 7004634, 7004635, 7004649, 7004737, 7004773,
7004779, 7004858, 7004863, 7004874, 7004875, 3770130.

Exhibit A


GSR 2004-2F
GSR 2004-3F
GSR 2004-4
GSR 04-5
GSR 2004-7
GSR 04-8F
GSR 2004-9
GSR 04-10F
GSR 04-11
GSR 2004-12
GSR 2004-14
GSR 2004-15F

GSAMP 2004-AR1
GSAMP 2004-AR2
GSAMP 2004-HE2

GSAA 04-CW1
GSAA 2004-3
GSAA 04-5
GSAA 04-7
GSAA 04-8
GSAA 04-9
GSAA 04-10
GSAA 2004-11

Exhibit 99.2

KPMG logo here


KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568

Independent Accountants' Report

The Board of Directors
Countrywide Financial Corporation:

We have examined the accompanying management's assertion, that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary Countrywide Home Loans, Inc. (CHL) and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary Countrywide Home Loans, Inc. (CHL) and Countrywide Home Loan Servicing, L.P., a wholly-owned subsidiary of CHL, complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/: KPMG LLP

March 17, 2005

Countrywide Home Loans logo here

2900 Madera Road
Simi Valley, California 93065-6298
(805) 955-1000

Management's Assertion
March 17, 2005

As of and for the year ended December 31, 2004, Countrywide Financial Corporation and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $100 million, respectively.

/s/: Thomas K McLaughlin
     Thomas K McLaughlin
     Executive Managing Director and
     Chief Financial Officer

/s/: Kevin Meyers
     Kevin Meyers
     Managing Director, Chief Financial Officer
     Loan Administration

Exhibit 99.3

PO Box 84103
Columbus, GA 31908-4013
Tel. 800-784-5566

Greenpoint Mortgage logo here

March 15, 2005

GS Mortgage Securities Corp.
100 Second Avenue South
Suite 200 North
St. Petersburg, FL 33701
Attn. Joan Smith

GS Mortgage Securities Corp.
85 Broad Street
New York, New York 10004
Attn: Nina Gandy

Deutsche Bank National Trust Company
1761 East St. Andrew Place
Santa Ana, CA 92705

RE: GSAA Home Equity Trust 2004-6
       GSAA Home Equity Trust 2004-7
       GSAA Home Equity Trust 2004-8
       GSAA Home Equity Trust 2004-11
       GSAA Home Equity Trust 2004-13F
       (each as "Agreement")

Annual Statement as to Compliance by the Servicer

Ladies and Gentleman:

     Pursuant of the Servicing Agreement with respect to the above-referenced offering, the undersigner officer of Greepoint Mortgage Funding, Inc.
(as "Servicer") hereby certifies as to the following:

1. A review of the activities of the Servicer and its performance under each Agreement during the preceding fiscal year since the inception of the trust has been made under the supervision of the undersigned officer; and

2. To the best knowledge of the undersigned officer, based on such review, the Servicer has fulfilled all of its material obligations under each Agreement throughout the applicable period, and there has been no

2300 Brookstone Centre Pkwy Columbus GA 31904
Customer Service Hours: Monday-Friday, 8:30 AM-8:00PM, Eastern www.greenpointservice.com known default in the fulfillment of the Servicer's material obligations throughout such period.

Very truly yours,
GREENPOINT MORTGAGE
FUNDING, INC., as Servicer

By: /s/: Michael DeFrancesco
Name: Michael DeFrancesco
Title: Senior Vice President
          Loan Administrator

Exhibit 99.4

KPMG logo here


KPMG LLP
55 Second Street
San Francisco, CA 94105

Independent Accountants' Report

The Board of Directors
North Fork Bancorporation Inc.:

We have examined management's assertion, included in the accompanying Management Assertion, that GreenPoint Mortgage Funding, Inc., a wholly owned subsidiary of North Fork Bancorporation, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for Greenpoint Mortgage Funding, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards.

Management identified the following material noncompliance with minimum servicing standards over mortgage payments as of and for the year ended December 31, 2004. The mortgage interest rate changes on certain Home Equity Lines of Credit were not adjusted at the appropriate date in accordance with the mortgagor's loan documents. This resulted in the mortgagor being overcharged for the period from the interest rate change until the corrective effective date, which was the first day of the following month.

In our opinion, except for the material noncompliance described in the third paragraph, management's assertion that GreenPoint Mortgage Funding, Inc. complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects. respects.

/s/: KPMG LLP

March 17, 2005

PO Box 84013
Columbus, GA 31908-4013


GreenPoint Mortgage logo here

Servicing Division

Management's Assertion
March 17, 2005

As of and for the year ended December 31, 2004, GreenPoint Mortgage Funding, Inc. (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers association of America's Uniform Single Attestation Program for Mortgage Bankers, except for the following:

	In certain circumstances, the mortgage interest rate changes on certain Home Equity Lines of Credit were not adjusted at the appropriate date in accordance with the mortgagor's loan documents. This resulted in the mortgagor being overcharged for the period from the interest rate change until the corrective effective date, which was the first day of the following month. This error was identified by Management and the systemic issue that caused the incorrect calculation of interest was resolved prior to the issuance of this letter.

As of and for the year ended December 31, 2004, the Company had in effect a fidelity bond in the amount of $25,000,000 for a single loss limit and an aggregate limit of liability of $50,000,000 and an errors and omissions policy in the amount of $25,000,000 for a single loss limit and no aggregate limit of liability.

Very truly yours,

GreenPoint Mortgage Funding, Inc., as Servicer

/s/: S.A Ibrahim
     S.A Ibrahim
     Chief Executive Officer

/s/: Dave Petrini
     Dave Petrini
     Chief Financial Officer

/s/: Mike De Francesco
     Mike De Francesco
     Senior Vice President - Loan Administration